Form 10-K
HOUSEHOLD AUTOMOTIVE TRUST VI SERIES 2000 3
filed 2001-03-27
CIK 1123491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 333-84129-03

HOUSEHOLD AUTOMOTIVE TRUST VI, SERIES 2000-3
(Exact name of Registrant as specified in Department
Of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
(Address of principal executive offices of Servicer) (Zip Code)

Servicer's telephone number, including area code (847) 564-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____
The aggregate principal amount of the Notes held by non-affiliates of the Master Servicer as of December 31, 2000 was approximately $662.0 Million.

INTRODUCTORY NOTE

Household Auto Receivables Corporation (the "Seller") is the seller under the amended and restated Master Sale and Servicing Agreement (the "Agreement") dated as of August 28, 2000, by and among Household Automotive Trust VI, as Issuer, Household Auto Receivables Corporation, as Seller, Household Finance Corporation, as Master Servicer (the "Master Servicer") and The Chase Manhatten Bank, as trustee (the "Trustee"), with respect to the Series 2000-3 Notes (the "Notes").

The Notes consist of four classes of notes. As of December 31, 2000, the outstanding principal balance of the Series 2000-3 Notes was approximately $609,465,410.97 and the receivables held by the Issuer had an aggregate outstanding principal balance of approximately $916,023,672.36. A reserve account held for the benefit of the Noteholders had a balance of approximately $27,933,348.35. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. As of February 28, 2001, 6 Class A-1 Noteholders, 5 Class A-2 Noteholders, 17 Class A-3 Noteholders and 11 Class A-4 Noteholders, some of whom may be holding Notes for the accounts of others.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-1, Class A-2, Class A-3 and Class A-4 Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 28, 2001. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-1 Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$15,000	11.03%
Boston Safe Deposit and Trust Company c/o Mellon Bank, N.A. Three Mellon Bank Center Room 153-3015 Pittsburgh, PA 15259	$8,500	6.25%
Investors Bank & Trust Company 200 Clarendon Street Boston, MA 02116	$30,000	22.06%
Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$12,500	9.19%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$65,000	47.80%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-2 Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$15,000	9.49%
Chase Manhattan Bank 4 New York Plaza New York, NY 10004	$40,000	25.32%
Investors Bank & Trust Company 200 Clarendon Street Boston, MA 02116	$23,000	14.56%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$78,000	49.37%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-3 Noteholders
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$29,600	16.91%
Boston Safe Deposit and Trust Company c/o Mellon Bank, N.A. Three Mellon Bank Center Room 153-3015 Pittsburgh, PA 15259	$37,500	21.43%
Chase Manhattan Bank 4 New York Plaza New York, NY 10004	$47,500	27.14%
Investors Bank & Trust Company 200 Clarendon Street Boston, MA 02116	$15,000	8.57%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$12,725	7.27%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-4 Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$14,100	7.30%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$150,900	78.19%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$14,800	7.67%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2000, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-k when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2000:

Date of Reports	Items Covered
October 17, 2000 November 17, 2000 December 18, 2000.	Item 7. Statement to Noteholders with respect to distribution made on October 17, 2000, November 17, 2000 and December 18, 2000.
(c) Exhibit 99. Copy of Annual Statement to Noteholders for the year 2000.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Automotive Trust VI, Series 2000-3 by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD AUTOMOTIVE TRUST VI, SERIES 2000-3 (Registrant)

	By: /s/ John W. Blenke
	John W. Blenke Vice President and Assistant Secretary
Dated: March 27, 2001

Exhibit Index

Exhibit No. 99		Exhibit Copy of Annual Statement to Noteholders for the year ended December 31, 2000.