Form 10-K
HOUSEHOLD AUTOMOTIVE TRUST VI SERIES 2000 3
filed 2002-03-29
CIK 1123491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

Yes X No _____
The aggregate principal amount of the Notes held by non-affiliates of the Master Servicer as of December 31, 2001 was approximately $526.0 Million.

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

The Notes consist of four classes of notes. As of December 31, 2001, the outstanding principal balance of the Series 2000-3 Notes was approximately $423,317,213.74 and the receivables held by the Issuer had an aggregate outstanding principal balance of approximately $628,913,149.91. A reserve account held for the benefit of the Noteholders had a balance of approximately $19,537,717.56. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. As of February 26, 2002, 6 Class A-2 Noteholders, 15 Class A-3 Noteholders and 12 Class A-4 Noteholders, some of whom may be holding Notes for the accounts of others. In addition, as of June 18, 2001, Class A-1 was paid in full.

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

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-2, Class A-3 and Class A-4 Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 26, 2002. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-2 Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$15,000	9.49%
Investors Bank & Trust Company 200 Clarendon Street, 9th Floor Boston, MA 02116	$23,000	14.56%
JP Morgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75254	$30,000	18.99%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$78,000	49.37%
Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue, N9306-051 Minnesapolis, MN 55479	$10,000	6.33%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-3 Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$10,000	5.71%
Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3631 Pittsburgh, PA 15259	$33,525	19.16%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$10,350	5.91%
Investors Bank & Trust Company 200 Clarendon Street, 9th Floor Boston, MA 02116	$15,000	8.57%
JP Morgan Chase Bank c/o JP Morgan Investor Services 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75254	$59,500	34.00%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$12,500	7.14%
Wells Fargo Bank Minnesota, N.A. 733 Marquette Avenue, N9306-051 Minnesapolis, MN 55479	$11,000	6.29%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-4 Noteholders
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$150,900	78.19%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$17,170	8.90%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2001, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001:

Date of Reports	Items Covered
October 24, 2001 November 30, 2001 December 26, 2001.	Item 7. Statement to Noteholders with respect to distribution made on October 24, 2001, November 30, 2001 and December 26, 2001.

(c) Exhibit 99		Copy of Annual Statement to Noteholders for the year 2001.
Exhibit 99		Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.
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

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD AUTOMOTIVE TRUST VI, SERIES 2000-3 (Registrant)

	By: /s/ John W. Blenke
	John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2002

Exhibit Index

Exhibit No. 99		Exhibit Copy of Annual Statement to Noteholders for the year ended December 31, 2001.

99		Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.